Form 10-K
ABN AMRO MORTGAGE CORP SERIES 2001-4
filed 2003-04-01
CIK 1144474

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

ABN AMRO MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	333-85443-10	36-3886007
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

181 WEST MADISON STREET
CHICAGO, IL 60602
(312) 782-0600
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None.

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant’s Reports on Form 8-K concerning the registrant’s ABN AMRO Mortgage Corporation, Multi-Class Mortgage Pass-Through Certificates, Series 2001-4 (“Certificates”) issued pursuant to the Pooling and Servicing Agreement dated as of April 1, 2001 (the “Pooling Agreement”) are incorporated by reference as set forth in Part IV, Item 15. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Pooling Agreement.

Part I

Item 1. Business.

      Not applicable.

Item 2. Properties.

      Not applicable.

Item 3. Legal Proceedings.

        There are no material pending legal proceedings involving the mortgage loans related to the Certificates, the trustee under the Pooling Agreement or the registrant with respect to the mortgage loans, other than ordinary routine litigation incidental to the trustee’s or the registrant’s duties under the Pooling Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

        No vote or consent of holders of Certificates has been solicited for any purpose during 2001.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      Not applicable.

Item 6. Selected Financial Data.

      Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        No material disagreement concerning accounting procedures or change of accountants has occurred.

Part III

Item 10. Directors and Executive Officers of the Registrant.

      Not applicable.

Item 11. Executive Compensation.

      Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Not applicable.

Item 13. Certain Relationships and Related Transactions.

      Not applicable.

Item 14. Controls and Procedures.

      Not applicable.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        The Pooling Agreement requires an officer’s certificate to be delivered to the Trustee on or before April 30, 2002 stating as to the signer thereof, that (i) a review of the activities of the Servicer during the calendar year ended December 31, 2001 and performance under the Pooling Agreement has been made under such officer’s supervision, and (ii) to the best of such officer’s knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof. Such officer’s certificate dated as of March 31st, 2003 is attached hereto as Exhibit 99.1.

        Attached hereto as Exhibit 99.2 is the Certification of Disclosure for this Form 10-K.

        The Pooling Agreement requires a statement from a firm of independent public accountants, to be furnished to the Trustee on or before April 30, 2003, to the effect that, in connection with the firm´s examination of the financial statements as of the previous December 31 of the Servicer´s parent corporation (which shall include a limited examination of the Servicer´s financial statements), nothing came to their attention that indicated that the Servicer was not in compliance with Section 3.02, Section 3.03, Section 3.04, Section 3.05, Section 3.11, Section 3.12 and Section 3.13 of this Agreement, except for (i) such exception as such firm believes to be immaterial, and (ii) such such other exceptions are set forth in such statement. Such statement is attached hereto as Exhibit 99.3

        The registrant filed Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Reports on Form 8-K are incorporated by reference as follows:

ABN AMRO Mortgage Corporation Multi-Class Mortgage Pass-Through Certificates, Series 2001-4

Monthly Distribution Report for month indicated - 2001	Date Filed

May	March 28, 2003
June	March 28, 2003
July	March 28, 2003
August	March 28, 2003
September	March 28, 2003
October	March 28, 2003
November	March 28, 2003
December	March 28, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 this report has been signed by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated:       March 31, 2003

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.
as Servicer under the Pooling and Servicing Agreement, on behalf of ABN AMRO Mortgage Corporation.

By: /s/ Richie Moore
------------------------------------------------
Richie Moore
Vice President

Exhibit 99.1	Officer’s Certificate as to Compliance for the ABN AMRO Mortgage Corporation Multi-Class Mortgage Pass-Through Certificates, Series 2001-4 dated as of March 31st, 2003

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.
OFFICER’S CERTIFICATE

        The undersigned officer of Washington Mutual Mortgage Securities Corp., a Delaware corporation (the “Company”) hereby certifies on behalf of the Company and on his own behalf for purposes of the ABN AMRO Mortgage Corporation Multi-Class Mortgage Pass-Through Certificates, Series 2001-4, as follows:

1.	I am the duly appointed, qualified and acting President of the Company.

2.	Capitalized terms used and not defined herein shall have the meanings ascribed to such terms in the Pooling and Servicing Agreement related to the above-referenced series of Certificates.

3.	I am duly authorized to execute and deliver this Officer’s Certificate on behalf of the Company.

4.	A review of the activities of the Servicer during the preceding calendar year ending December 31, 2001 and performance under this Agreement has been made under my supervision.

5.	To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement throughout such year, except that the Servicer did not timely file Form 8-K Reports on behalf of the applicable trust for the period from June 2001 to December 2001 as required pursuant to Section 8.15 of the Pooling and Servicing Agreement. Such reports were filed by the Servicer on March 28, 2003.

        IN WITNESS WHEREOF, I have signed my name as of March 31st, 2003.

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP. By: /s/ Michael L. Parker ------------------------------------------------ Michael L. Parker President and Director

Exhibit 99.2

ABN AMRO Mortgage Corporation Multi-Class Mortgage Pass-Through Certificates,
Series 2001-4

        I, Michael L. Parker, a President and Director of Washington Mutual Mortgage Securities Corp., certify that:

    1.        I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of ABN AMRO Mortgage Corporation Multi-Class Mortgage Pass-Through Certificates, Series 2001-4;

    2.        Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

    3.        Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

    4.        I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

    5.        The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

        In giving the certifications above, I have reasonably relied on information provided to me by affiliated or unaffiliated third parties acting as servicers and sub-servicers.

Dated: March 31st, 2003

By: /s/ Michael L. Parker ------------------------------------------------ Michael L. Parker President and Director

Exhibit 99.3

[ON LETTERHEAD OF DELOITTE & TOUCHE]

INDEPENDENT AUDITORS’ REPORT ON AGREEMENTS
WITH STATE STREET BANK AND TRUST COMPANY

Board of Directors
Washington Mutual Bank, FA

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Washington Mutual Bank, FA and subsidiaries (including Washington Mutual Mortgage Securities Corp. (WMMSC)) as of December 31, 2001, and the related consolidated statements of income, of stockholder’s equity and comprehensive income, and of cash flows for the year then ended, and have issued our report thereon dated February 19, 2002 (March 1, 2002, as to Note 2) (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001).

In connection with our audit, nothing came to our attention that caused us to believe that WMMSC failed to comply with the terms, covenants, provisions, or conditions of the sections of the agreements between WMMSC and State Street Bank and Trust Company (State Street Bank), as listed for each series of certificates described in the accompanying schedule (Schedule I), insofar as they relate to financial and accounting matters. However, our audit was not directed primarily toward obtaining knowledge of noncompliance.

In connection with our audit, nothing came to our attention that caused us to believe that WMMSC failed to comply with the terms, covenants, provisions, or conditions of the sections of the agreement between Pamex Mortgage Trust 1999-A (Issuer), WMMSC (Master Servicer), Pamex Funding, Inc. (Depositor), and State Street Bank (Indenture Trustee), as listed for the certificate described in the accompanying schedule (Schedule II), insofar as they relate to financial and accounting matters. However, our audit was not directed primarily toward obtaining knowledge of noncompliance.

This report is intended solely for the information and use of the Board of Directors, management of Washington Mutual Bank, FA, and State Street Bank, and is not intended to be and should not be used by anyone other than these specified parties. However, this report may become a matter of public record as a result of being included as an exhibit to certain Forms 10-K filed with the Securities and Exchange Commission on behalf of the trusts that are established in connection with the series of certificates listed on the accompanying schedules.

/s/ Deloitte & Touche

February 19, 2002

WASHINGTON MUTUAL BANK, FA AND SUBSIDIARIES
SCHEDULE I — SCHEDULE OF AGREEMENTS WITH
STATE STREET BANK AND TRUST COMPANY

Description	Sections

POOLING AND SERVICING AGREEMENT, $252,233,481.96 (approximately), Sears Mortgage	3.02, 3.03,
Securities Corporation, COFI Mortgage Pass-Through Certificates, Series 1991-I	3.04, 3.05,
(Certificate Trust Fund), Mortgage Trust Pass-Through Certificates, Series 1991- I	3.11, 3.12
(Mortgage Trust Fund), Cut-Off Date: August 1, 1991	3.13

POOLING AND SERVICING AGREEMENT, $297,626,106 (approximately), Sears Mortgage Securities	3.02, 3.03,
Corporation, LIBOR Mortgage Pass-Through Certificates, Series 1991-J (Certificate Trust	3.04, 3.05,
Fund), Mortgage Trust Pass-Through Certificates, Series 1991- J (Mortgage Trust Fund),	3.11, 3.12
Cut-Off Date: August 1, 1991	3.13

POOLING AND SERVICING AGREEMENT, $127,859,031.91 (approximately), Sears Mortgage	3.02, 3.03,
Securities Corporation, LIBOR Mortgage Pass-Through Certificates, Series 1991-K	3.04, 3.05,
(Certificate Trust Fund), Intermediate Trust Pass-Through Certificates, Series 1991-K	3.11, 3.12
(Intermediate Trust Fund), Mortgage Trust Pass-Through Certificates, Series 1991-K	3.13
(Mortgage Trust Fund), Cut-Off Date: September 1, 1991

POOLING AND SERVICING AGREEMENT, $229,731,871.46, Sears Mortgage Securities Corporation,	3.02, 3.03,
LIBOR Mortgage Pass-Through Certificates, Series 1991-M, Cut-Off Date: November 1, 1991	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $148,599,249.98, Sears Mortgage Securities Corporation,	3.02, 3.03,
Adjustable-Rate Mortgage Pass-Through Certificates, Series 1992-8, Cut-Off Date: May 1, 1992	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $113,854,367.50, Sears Mortgage Securities Corporation,	3.02, 3.03,
Adjustable-Rate Mortgage Pass-Through Certificates, Series 1992-12, Cut-Off Date: July 1, 1992	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $112,907,447.57, Sears Mortgage Securities Corporation,	3.02, 3.03,
Adjustable-Rate Mortgage Pass-Through Certificates, Series 1992-18, Cut-Off Date:	3.04, 3.05,
September 1, 1992	3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $95,240,927.23, Sears Mortgage Securities Corporation,	3.02, 3.03,
Mortgage Pass-Through Certificates, Series 1992-20 (Certificate Trust), Mortgage Trust	3.04, 3.05,
Pass-Through Certificates, Series 1992-20 (Mortgage Trust), Cut-Off Date: November 1, 1992
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $154,459,134.29, Sears Mortgage Securities Corporation,	3.02, 3.03,
Adjustable-Rate Mortgage Pass-Through Certificates, Series 1992-21, Cut-Off Date:	3.04, 3.05,
December 1, 1992	3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $155,483,857.34, Sears Mortgage Securities Corporation,	3.02, 3.03,
Adjustable-Rate Mortgage Pass-Through Certificates, Series 1992 PR-1, Cut-Off Date:	3.04, 3.05,
November 1, 1992	3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $153,608,000.00, Sears Mortgage Securities Corporation,	3.02, 3.03,
Mortgage Pass-Through Certificates, Series 1993-5, Cut-Off Date: May 1, 1993	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $329,894,608.04, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1996-1, Cut-Off Date: May 1, 1996	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, Headlands Mortgage Securities, Inc., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1998-1, Mortgage Pass-Through Certificates, Cut-Off	3.04, 3.05,
Date: October 1, 1998	3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $781,765,822.75, PNC Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1998-7, Cut-Off Date: August 1, 1998	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $701,661,871, PNC Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1998-8, Cut-Off Date: September 1, 1998	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $460,206,255.66, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1998-9, Cut-Off Date: September 1, 1998	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,688,837,275, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1998-10, Cut-Off Date: October 1, 1998	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $750,084,532.16, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1998-11, Cut-Off Date: October 1, 1998	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,492,672,082.38, PNC Mortgage Securities Corp.,	3.02, 3.03,
Mortgage Pass-Through Certificates, Series 1999-1, Cut-Off Date: January 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,146,693,168.34, PNC Mortgage Securities Corp.,	3.02, 3.03,
Mortgage Pass-Through Certificates, Series 1999-2, Cut-Off Date: February 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $997,982,427.62, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1999-3, Cut-Off Date: March 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $990,819,514, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1999-4, Cut-Off Date: April 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,083,142,111.37, PNC Mortgage Securities Corp.,	3.02, 3.03,
Mortgage Pass-Through Certificates, Series 1999-5, Cut-Off Date: May 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $268,748,626.90, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1999-6, Cut-Off Date: June 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $904,347,651.68, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1999-8, Cut-Off Date: July 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,019,557,577.36, PNC Mortgage Securities Corp.,	3.02, 3.03,
Mortgage Pass-Through Certificates, Series 1999-9, Cut-Off Date: August 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $431,192,332.91, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1999-10, Cut-Off Date: September 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $565,604,472.99, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1999-11, Cut-Off Date: October 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $381,850,942.21, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 1999-12, Cut-Off Date: December 1, 1999	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $413,613,518.61, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2000-1, Cut-Off Date: January 1, 2000	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $300,871,340.99, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2000-2, Cut-Off Date: March 1, 2000	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $325,568,430.21, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2000-3, Cut-Off Date: April 1, 2000	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $605,735,525.53, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2000-4, Cut-Off Date: May 1, 2000	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $379,514,761.24, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2000-5, Cut-Off Date: July 1, 2000	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $203,628,267.87, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2000-6, Cut-Off Date: September 1, 2000	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $163,723,488.01, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2000-7, Cut-Off Date: September 1, 2000	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $578,742,178.10, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2000-8, Cut-Off Date: November 1, 2000	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $258,835,943.00, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2000-9, Cut-Off Date: December 1, 2000	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $706,666,436.21, PNC Mortgage Securities Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2001-1, Cut-Off Date: January 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $971,301,068.27, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Mortgage Pass-Through Certificates, Series 2001-2, Cut-Off Date: March 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $237,316,463.00, ABN AMRO Mortgage Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2001-1, Cut-Off Date: April 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $514,938,266.40, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Mortgage Pass-Through Certificates, Series 2001-3, Cut-Off Date: April 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $449,318,318.86, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Mortgage Pass-Through Certificates, Series 2001-5, Cut-Off Date: April 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $644,562,385.95, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Mortgage Pass-Through Certificates, Series 2001-4, Cut-Off Date: May 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,065,402,496.00, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Mortgage Pass-Through Certificates, Series 2001-7, Cut-Off Date: June 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $627,986,652.59, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Mortgage Pass-Through Certificates, Series 2001-6, Cut-Off Date: June 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $343,394,509.04, ABN AMRO Mortgage Corp., Mortgage	3.02, 3.03,
Pass-Through Certificates, Series 2001-4, Cut-Off Date: July 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,142,373,262.00, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., WaMu Mortgage Pass-Through Certificates, Series 2001-S8, Cut-Off Date: July 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $970,646,141.31, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Mortgage Pass-Through Certificates, Series 2001-8, Cut-Off Date: July 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $504,750,517.37, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Mortgage Pass-Through Certificates, Series 2001-9, Cut-Off Date: July 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $775,114,461.00, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., WaMu Mortgage Pass-Through Certificates, Series 2001-S9, Cut-Off Date: August 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,004,556,535.66, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Washington Mutual MSC Mortgage Pass-Through Certificates, Series 2001-MS10,	3.04, 3.05,
Cut-Off Date: August 1, 2001	3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $741,185,906.39, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., WaMu Mortgage Pass-Through Certificates, Series 2001- AR1, Cut-Off Date: August 1, 2001	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $538,248,699.81, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Washington Mutual MSC Mortgage Pass-Through Certificates, Series 2001-MS12,	3.04, 3.05,
Cut-Off Date: October 1, 2001	3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,111,583,132.33, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Washington Mutual MSC Mortgage Pass-Through Certificates, Series 2001-MS14,	3.04, 3.05,
Cut-Off Date: November 1, 2001	3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $592,367,185.52, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Washington Mutual MSC Mortgage Pass-Through Certificates, Series 2001-MS11,	3.04, 3.05,
Cut-Off Date: September 1, 2001	3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $523,321,519.19, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., WaMu Mortgage Pass-Through Certificates, Series 2001- S10,	3.04, 3.05,
Cut-Off Date: October 1, 2001	3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,124,015,403.33, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., Washington Mutual MSC Mortgage Pass-Through Certificates, Series 2001-MS15,	3.04, 3.05,
Cut-Off Date: December 1, 2001	3.11, 3.12,
3.13

POOLING AND SERVICING AGREEMENT, $1,967,029,084.27, PNC Mortgage Securities Corp.,	3.02, 3.03,
Mortgage Pass-Through Certificates, Series 1998-12, Cut-Off Date: November 1, 1998	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $1,240,732,000.10, PNC Mortgage Securities Corp.,	3.02, 3.03,
Mortgage Pass-Through Certificates, Series 1998-14, Cut-Off Date: December 1, 1998	3.04, 3.05,
3.11, 3.12
3.13

POOLING AND SERVICING AGREEMENT, $768,516,187.39, Washington Mutual Mortgage Securities	3.02, 3.03,
Corp., WaMu Mortgage Pass-Through Certificates, Series 2001- S11,	3.04, 3.05,
Cut-Off Date: November 1, 2001	3.11, 3.12,
3.13

PARTICIPATION AND SERVICING AGREEMENT, dated February 1, 1996, Series 1996 PA-3, Mortgage	(a)
Participation Certificates, Closing Date: February 29, 1996, Cut-Off Date: February 1, 1996

PARTICIPATION AND SERVICING AGREEMENT, dated February 1, 1996, Series 1996 PA-4, Mortgage	(a)
Participation Certificates

PARTICIPATION AND SERVICING AGREEMENT, dated April 1, 1996, Series 1996 PA-7, Mortgage	(a)
Participation Certificates, Closing Date: April 15, 1996, Cut-Off Date: April 1, 1996

PARTICIPATION AND SERVICING AGREEMENT, dated June 1, 1996, Series 1996 PA-8, Mortgage	(a)
Participation Certificates, Closing Date: June 28, 1996, Cut-Off Date: June 1, 1996

TRANSFER AND SERVICING AGREEMENT, dated July 1, 1999, Pamex Mortgage Trust 1999-A	(a)
Mortgage Backed Notes, Series 1999-A, between sections of the agreement between Pamex
Mortgage Trust 1999-A (Issuer), WMMSC (Master Servicer), Pamex Funding, Inc. (Depositor),
and State Street Bank (Indenture Trustee)

(a) Servicing in compliance with the terms of this agreement